Form 10QSB
period 1996-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES I L P
filed 1996-05-14
CIK 837896

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-17557

            ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P. (Exact name of registrant as specified in its Charter)

                   New Jersey                          76-0251410
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         Suite 200, Three Kingwood Place
                 Kingwood, Texas                          77339
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                (713) 358-8401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX  88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1995
                                                          ---------------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                    $                383
  Accounts receivable - oil & gas sales                                 23,723
                                                          ---------------------

Total current assets                                                    24,106
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,578,968
  Less accumulated depletion                                         1,527,551
                                                          ---------------------

Property, net                                                           51,417
                                                          ---------------------

TOTAL                                                     $             75,523
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                257
   Payable to general partner                                           20,944
                                                          ---------------------

Total current liabilities                                               21,201
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   83,779
                                                          ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                    (33,177)
   General partner                                                       3,720
                                                          ---------------------

Total partners' capital (deficit)                                      (29,457)
                                                          ---------------------

TOTAL                                                     $             75,523
                                                          =====================







See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------------


(UNAUDITED)                                   THREE MONTHS ENDED
                                  ------------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1996                  1995
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $           15,171        $        16,696
                                  -------------------    -------------------

EXPENSES:
  Depletion                                   10,219                 16,039
  Impairment of property                     333,294                      -
  Production taxes                             1,174                    702
  General and administrative                   5,200                  4,195
                                  -------------------    -------------------

Total expenses                               349,887                 20,936
                                  -------------------    -------------------

NET LOSS                          $         (334,716)       $        (4,240)
                                  ===================    ===================




See accompanying notes to financial statements.
- ----------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------

(UNAUDITED)
                                                        THREE MONTHS ENDED
                                                  -----------------------------

                                                  MARCH 31,           MARCH 31,
                                                    1995                1995
                                                -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $   (334,716)       $   (4,240)
                                                -------------      ------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depletion                                           10,219            16,039
  Impairment of property                             333,294                 -
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (9,734)            4,853

Increase (decrease) in:
   Accounts payable                                   (2,245)           (3,050)
   Payable to general partner                          3,092            (4,959)
                                                -------------      ------------

Total adjustments                                    334,626            12,883
                                                -------------      ------------

Net cash provided (used) by operating activities         (90)            8,643
                                                -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                     -            (7,600)
                                                -------------      ------------

NET INCREASE (DECREASE) IN CASH                          (90)            1,043

CASH AT BEGINNING OF YEAR                                473             4,171
                                                -------------      ------------

CASH AT END OF PERIOD                           $        383        $    5,214
                                                =============      ============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $16,696 in 1995 to $15,171 in 1996. This represents a decrease of $1,525 (9%). Oil sales increased by $442 or 9%. A 14% increase in average net oil prices increased sales by $672. This increase was partially offset by a 5% decrease in oil production. Gas sales decreased by $1,967 or 17%. A 39% decrease in average net gas prices reduced sales by $6,259. This decrease was partially offset by a 36% increase in gas production. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of a successful workover on the Barnes Estate #2C in the first quarter of 1996. The increase in the average oil net sales price was primarily due to higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to workover expenses incurred on the Barnes Estate acquisition, on which the Company receives a net profits royalty, partially offset by higher prices in the overall market for the sale of gas.

Depletion expense decreased from $16,039 in the first quarter of 1995 to $10,219 in the first quarter of 1996. This represents a decrease of $5,820 (36%). A 48% decrease in the depletion rate reduced depletion expense by $9,393. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $333,294 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased from $4,195 in the first quarter of 1995 to $5,200 in the first quarter of 1996. This increase of $1,005 (24%) is primarily due to a $1,812 increase in direct expenses incurred by the Company in 1996, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

                           PART II. OTHER INFORMATION

  Item 1.         Legal proceedings.

                  None

  Item 2.         Changes in Securities.

                  None

  Item 3.         Defaults upon Senior Securities.

                  Not Applicable

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  Not Applicable

  Item 5.         Other Information.

                  Not Applicable

  Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  There are no exhibits to this report.

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX 88-89 INCOME AND
                                                RETIREMENT FUND - SERIES 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer