Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES I L P
filed 1996-08-14
CIK 837896

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-17557

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P. (Exact name of small business issuer as specified in its charter)

               New Jersey                             76-0251410
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                   Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX  88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $              2,214
  Accounts receivable - oil & gas sales                              29,348
                                                       ---------------------

Total current assets                                                 31,562
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,578,968
  Less accumulated depletion                                      1,534,386
                                                       ---------------------

Property, net                                                        44,582
                                                       ---------------------

TOTAL                                                  $             76,144
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                    $                144
   Payable to general partner                                        21,352
                                                       ---------------------

Total current liabilities                                            21,496
                                                       ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                85,409
                                                       ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (35,035)
   General partner                                                    4,274
                                                       ---------------------

Net partners' capital (deficit)                                     (30,761)
                                                       ---------------------

TOTAL                                                  $             76,144
                                                       =====================



See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------


(UNAUDITED)                               QUARTER ENDED                           SIX MONTHS ENDED
                               ------------------------------------    --------------------------------------

                                  JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                   1996                  1995                 1996                 1995
                               ---------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales              $     11,107     $          3,569     $         26,278    $         20,265
                               ---------------    -----------------    -----------------    -----------------

EXPENSES:
  Depletion                             6,835                3,353               17,054               19,392
  Impairment of property                    -                    -              333,294                    -
  Production taxes                      1,582                  272                2,756                  974
  General and administrative            3,994                3,782                9,194                7,977
                               ---------------    -----------------    -----------------    -----------------

Total expenses                         12,411                7,407              362,298               28,343
                               ---------------    -----------------    -----------------    -----------------

NET (LOSS)                       $     (1,304)    $         (3,838)    $       (336,020)    $         (8,078)
                               ===============    =================    =================    =================




See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                              SIX MONTHS ENDED
                                                    --------------------------------------------

                                                          JUNE 30,                JUNE 30,
                                                            1996                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $         (336,020)         $        (8,078)
                                                    -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion                                                     17,054                   19,392
  Impairment of property                                       333,294                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                        (15,359)                   8,414
Increase (decrease) in:
   Accounts payable                                             (2,358)                  (3,050)
   Payable to general partner                                    5,130                  (13,183)
                                                    -------------------      -------------------

Total adjustments                                              337,761                   11,573
                                                    -------------------      -------------------

Net cash provided by operating activities                        1,741                    3,495
                                                    -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                               -                   (7,600)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                  1,741                   (4,105)

CASH AT BEGINNING OF YEAR                                          473                    4,171
                                                    -------------------      -------------------

CASH AT END OF PERIOD                               $            2,214           $           66
                                                    ===================      ===================



See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $11,107 in 1996 from $3,569 in 1995. This represents an increase of $7,538 (211%). Oil sales decreased by $212 or 15%. A 10% decrease in average net oil prices reduced sales by $127. A 6% decrease in oil production reduced sales by an additional $85. Gas sales increased by $7,750 or 359%. An 81% increase in gas production increased sales by $1,747. A 154% increase in the average gas net sales price further increased sales by $6,003. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995. The decrease in the average net oil sales price was primarily due to higher operating costs charged against the Company's net profits royalty properties, especially at the Bagley acquisition, which had a workover in the second quarter of 1996, partially offset by higher prices in the overall market for the sale of oil. The increase in the average net gas sales price was primarily due to relatively higher production from the Corinne acquisition which has a higher gas sales price, coupled with higher prices in the overall market for the sale of gas.

Depletion expense increased to $6,835 in the second quarter of 1996 from $3,353 in the second quarter of 1995. This represents an increase of $3,482 (104%). The changes in production, noted above, increased depletion expense by $1,886. A 30% increase in the depletion rate increased depletion expense by an additional
$1,596. This rate increase was primarily the result of a relatively higher production from properties with a higher depletion rate coupled with a downward revision of the gas reserves during December 1995, partially offset by the lower property basis resulting from the recognition of a $333,294 property impairment.

General and administrative expenses increased to $3,994 in 1996 from $3,782 in 1995. This increase of $212 (6%) is primarily due to more staff time being required to manage the Company's operations.


First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $26,278 in 1996 from $20,265 in 1995. This represents an increase of $6,013 (30%). Oil sales increased by $230 or 4%. A 9% increase in the average net oil sales price increased sales by $521. This increase was partially offset by a 5% decrease in oil production. Gas sales increased by $5,783 or 41%. A 55% increase in gas production increased sales by $7,632. This increase was partially offset by a 9% decrease in the average gas sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from the Corinne acquisition which had been shut-in for over-production in the second quarter of 1995. The increase in the average net oil sales corresponds with higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to workover expenses incurred on the Barnes Estate acquisition, on which the Company receives a net profits royalty, partially offset by higher prices in the overall market for the sale of gas.

Depletion expense decreased to $17,054 in the first six months of 1996 from $19,392 in the first six months of 1995. This represents a decrease of $2,338 (12%). A 35% decrease in the depletion rate reduced depletion expense by $9,210. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $333,294 property impairment in the first quarter of 1996.

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

General and administrative expenses increased to $9,194 in 1996 from $7,977 in 1995. This increase of $1,217 (15%) is primarily due to more staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENEX 88-89 INCOME AND
                                       RETIREMENT FUND - SERIES 1, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




August 13, 1996                          By: /s/ James A. Klein
                                            -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer