Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1996-11-14
CIK 837896

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                             September 30,
ASSETS                                                            1996
                                                         ---------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              1,424
  Accounts receivable - oil & gas sales                                18,583
                                                         ---------------------

Total current assets                                                   20,007
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,578,968
  Less accumulated depletion                                        1,533,509
                                                         ---------------------

Property, net                                                          45,459
                                                         ---------------------

TOTAL                                                    $             65,466
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Payable to general partner                            $             19,271
                                                         ---------------------



NONCURRENT PAYABLE TO GENERAL PARTNER                                  77,085
                                                         ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   (35,063)
   General partner                                                      4,173
                                                         ---------------------

Total partners' capital                                               (30,890)
                                                         ---------------------

TOTAL                                                    $             65,466
                                                         =====================

Number of $500 Limited Partner units outstanding                        3,605


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                         NINE MONTHS ENDED
                                 -------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                 ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $        2,946     $          6,280     $         29,224     $           26,545
                                 ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion and amortization                (877)              18,721               16,177                 38,113
  Impairment of property                       -                    -              333,294                      -
  Production taxes                           524                1,327                3,280                  2,301
  General and administrative               3,428                3,672               12,622                 11,649
                                 ----------------    -----------------    -----------------    -------------------

Total expenses                             3,075               23,720              365,373                 52,063
                                 ----------------    -----------------    -----------------    -------------------

NET (LOSS)                         $        (129)    $        (17,440)    $       (336,149)    $          (25,518)
                                 ================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      --------------------------------------------

                                                         September 30,            September 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                            $         (336,149)        $        (25,518)
                                                      -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                      16,177                   38,113
  Impairment of property                                         333,294                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (4,594)                  10,981
  Receivable from affiliated limited partnership                       -                     (221)
(Decrease) in:
   Accounts payable                                               (2,502)                  (3,050)
   Payable to general partner                                     (5,275)                 (13,868)
                                                      -------------------      -------------------

Total adjustments                                                337,100                   31,955
                                                      -------------------      -------------------

Net cash provided by operating activities                            951                    6,437
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                 -                   (7,600)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      951                   (1,163)

CASH AT BEGINNING OF YEAR                                            473                    4,171
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $            1,424         $          3,008
                                                      ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121,the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates Inc., (Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

 .
Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter decreased to $2,946 in 1996 from $6,280 in 1995. This represents a decrease of $3,334 (53%). Oil sales decreased by $1,122 or 30%. A 5% decrease in average net oil prices reduced sales by $154. A 26% decrease in oil production reduced sales by an additional $968. Gas sales decreased by $2,212 or 91%. A 115% decrease in the average gas sales price decreased sales by $1,617. A 158% decrease in gas production decreased gas sales an additonal $595. The decrease in oil production was primarily due to seasonal decreases. The decrease in gas production was primarily due to higher production from the Corinne acquisition in the third quarter of 1995. The decrease in the average net oil sales price was primarily due to higher operating costs charged against the Company's net profits royalty properties, especially at the Bagley acquisition, which had a workover in the third quarter of 1996, partially offset by higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price was primarily due to relatively higher production from the Corinne acquisition which has a lower gas sales price.

Depletion expense decreased to a negative $877 in the third quarter of 1996 from $18,721 in the third quarter of 1995. This represents an decrease of $19,598 (105%). The changes in production, noted above, increased depletion expense by $19,439. A 100% decrease in the depletion rate decreased depletion expense by an additional $159. This rate increase was primarily the result of a relatively higher production from properties with a higher depletion rate coupled with a downward revision of the gas reserves during December 1995, partially offset by the lower property basis resulting from the recognition of a $333,294 property impairment.

General and administrative expenses decreased to $3,428 in 1996 from $3,672 in 1995. This decrease of $244 (7%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $29,224 in 1996 from $26,545 in 1995. This represents an increase of $2,679 (10%). Oil sales decreased by $874 or 9%. A 13% decrease in oil production reduced oil sales by $1,320. This decrease was partially offset by a 4% increase in the average oil sales price. Gas sales increased by $3,553. A 26% increase in the average gas sales price increased sales by $4,152. This was partially offset by a 4% decrease in gas production. The decrease in oil production was primarily due to seasonal production declines. The decrease in gas production was primarily due to lower production from the Corinne acquisition. The increase in the average net oil sales price was primarily due to workover expenses incurred on the Barnes Estate acquisition, on which the Company receives a net profits royalty. The increase in gas price is result of the overall market conditions for gas.

Depletion expense decreased to $16,177 in the first nine months of 1996 from $38,113 in the first nine months of 1995. This represents a decrease of $21,936 (58%). A 54% decrease in the depletion rate reduced depletion expense by $19,374. A decrease in production noted above reduced expense an additional $2,562. The decrease in the depletion rate was primarily due to the lower property basis resulting from the recognition of a $333,294 property impairment in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121,the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates Inc., ("Gruy"). To determine the fair market value,Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties due to market conditions and reserve revisions on the Lake Decade acquisition, which indicated that the carrying amounts were not fully recoverable.

General and administrative expenses increased to $12,622 in 1996 from $11,649 in 1995. This increase of $973 (8%) is primarily due to more staff time being required to manage the Company's operations.


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

                   (b) The Company filed no reports on Form 8-K during the quarter ended Septmeber 30, 1996

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


                                                ENEX 88-89 INCOME AND
                                          RETIREMENT FUND - SERIES 1, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -------------------
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer