Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-05-15
CIK 837896

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                             MARCH 31,
ASSETS                                                          1997
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $              8,055
  Accounts receivable - oil & gas sales                              22,897
                                                       ---------------------

Total current assets                                                 30,952
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,578,968
  Less accumulated depletion                                      1,538,641
                                                       ---------------------

Property, net                                                        40,327
                                                       ---------------------

TOTAL                                                  $             71,279
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              1,211
   Payable to general partner                                        80,846
                                                       ---------------------

Total current liabilities                                            82,057
                                                       ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (17,474)
   General partner                                                    6,696
                                                       ---------------------

Total partners' capital (deficit)                                   (10,778)
                                                       ---------------------

TOTAL                                                  $             71,279
                                                       =====================

Number of $500 Limited Partner units outstanding                      3,605







See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                            THREE MONTHS ENDED
                                  ------------------------------------------

                                       MARCH 31,              MARCH 31,
                                          1997                  1996
                                  -------------------    -------------------

REVENUES:
  Oil and gas sales               $           20,693        $        15,171
                                  -------------------    -------------------

EXPENSES:
  Depletion                                    7,002                 10,219
  Impairment of property                           -                333,294
  Production taxes                             1,047                  1,174
  General and administrative                   3,374                  5,200
                                  -------------------    -------------------

Total expenses                                11,423                349,887
                                  -------------------    -------------------

NET INCOME (LOSS)                 $            9,270        $      (334,716)
                                  ===================    ===================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                  LIMITED
                                                                                                  PARTNER
                                                        GENERAL              LIMITED             UNIT OUT-
                                    TOTAL               PARTNER             PARTNERS             STANDING
                             ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1996     $         305,259    $           2,840        $     302,419          $        84

NET INCOME (LOSS)                     (325,307)               2,229             (327,536)                 (91)
                             ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996             (20,048)               5,069              (25,117)                  (7)

NET INCOME                               9,270                1,627                7,643                    2
                             ------------------   ------------------    -----------------    -----------------

BALANCE, MARCH 31, 1997      $         (10,778)   $           6,696        $     (17,474)(1)      $        (5)
                             ==================   ==================    =================    =================



(1)  Includes 437 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                            ------------------------------------------

                                                               MARCH 31,                MARCH 31,
                                                                  1997                    1996
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $            9,270           $     (334,716)
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                            7,002                   10,219
  Impairment of property                                                   -                  333,294
(Increase) in:
  Accounts receivable - oil & gas sales                               (4,682)                  (9,734)

Increase (decrease) in:
   Accounts payable                                                   (1,274)                  (2,245)
   Payable to general partner                                         (5,585)                   3,092
                                                          -------------------      -------------------

Total adjustments                                                     (4,539)                 334,626
                                                          -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                        4,731                      (90)
                                                          -------------------      -------------------

CASH AT BEGINNING OF YEAR                                              3,324                      473
                                                          -------------------      -------------------

CASH AT END OF PERIOD                                     $            8,055             $        383
                                                          ===================      ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------
                                       I-4

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

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $15,171 in 1996 to $20,693 in 1997. This represents an increase of $5,522 (36%). Oil sales decreased by $2,865 or 54%. A 56% decline in oil production reduced sales by $2,930. This decrease was partially offset by a 5% increase in the average net oil sales price. Gas sales increased by $8,387 or 85%. A 40% increase in the average net gas sales price increased sales by $5,215. A 32% increase in gas production increased sales by an additional $3,172. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Bagley acquisition. The increase in gas production was primarily the result of a successful workover on the T.A. Richardson 6-2 in the Corinne acquisition. The increases in the average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $10,219 in the first quarter of 1996 to $7,002 in the first quarter of 1997. This represents a decrease of $3,217 (31%). A 37% decrease in the depletion rate reduced depletion expense by $4,067. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due to an upward revision of the gas reserves during December 1996.

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

General and administrative expenses decreased from $5,200 in the first quarter of 1996 to $3,374 in the first quarter of 1997. This decrease of $1,826 (35%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX 88-89 INCOME AND
                                                RETIREMENT FUND - SERIES 1, L.P.
                                                -------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer