Form 10QSB
period 1997-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-08-14
CIK 837896

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1997
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $             12,645
  Accounts receivable - oil & gas sales                              16,709
                                                       ---------------------

Total current assets                                                 29,354
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,578,968
  Less accumulated depletion                                      1,540,017
                                                       ---------------------

Property, net                                                        38,951
                                                       ---------------------

TOTAL                                                  $             68,305
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Payable to general partner                          $             80,726
                                                       ---------------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                 (19,092)
   General partner                                                    6,671
                                                       ---------------------

Net partners' capital (deficit)                                     (12,421)
                                                       ---------------------

TOTAL                                                  $             68,305
                                                       =====================

Number of $500 Limited Partner units outstanding                      3,605




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------

(UNAUDITED)                              QUARTER ENDED                        SIX MONTHS ENDED
                              -------------------------------    --------------------------------

                                   JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                     1997              1996              1997              1996
                              --------------    -------------    --------------    --------------

REVENUES:
  Oil and gas sales            $      3,384     $     11,107     $      24,077    $      26,278
                              --------------    -------------    --------------   --------------

EXPENSES:
  Depletion                           1,376            6,835             8,378           17,054
  Impairment of property                  -                -                 -          333,294
  Production taxes                      (18)           1,582             1,029            2,756
  General and administrative          3,669            3,994             7,043            9,194
                              --------------    -------------    --------------   --------------

Total expenses                        5,027           12,411            16,450          362,298
                              --------------    -------------    --------------   --------------

NET INCOME (LOSS)               $    (1,643)    $     (1,304)    $       7,627    $    (336,020)
                              ==============    =============    ==============   ==============



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

                                                                                         PER $500
                                                                                          LIMITED
                                                                                          PARTNER
                                                        GENERAL          LIMITED         UNIT OUT-
                                      TOTAL             PARTNER         PARTNERS         STANDING
                               -------------     --------------   --------------   --------------

BALANCE, JANUARY 1, 1996       $    305,259      $       2,840    $     302,419    $          84

NET INCOME (LOSS)                  (325,307)             2,229         (327,536)             (91)
                               -------------     --------------   --------------   --------------

BALANCE, DECEMBER 31, 1996          (20,048)             5,069          (25,117)              (7)

NET INCOME                            7,627              1,602            6,025                2
                               -------------     --------------   --------------   --------------

BALANCE, JUNE 30, 1997         $    (12,421)     $       6,671    $     (19,092)(1)$          (5)
                               =============     ==============   ==============   ==============



(1)  Includes 437 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-------------------------------------------------------------------------
                                       I-3

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                           --------------------------------

                                                              JUNE 30,          JUNE 30,
                                                                1997              1996
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $      7,627        $  (336,020)
                                                           -------------      -------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                       8,378             17,054
  Impairment of property                                              -            333,294
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           1,506            (15,359)
Increase (decrease) in:
   Accounts payable                                              (2,485)            (2,358)
   Payable to general partner                                    (5,705)             5,130
                                                           -------------      -------------

Total adjustments                                                 1,694            337,761
                                                           -------------      -------------

NET INCREASE IN CASH                                              9,321              1,741
                                                           -------------      -------------

CASH AT BEGINNING OF YEAR                                         3,324                473
                                                           -------------      -------------

CASH AT END OF PERIOD                                      $     12,645        $     2,214
                                                           =============      =============





See accompanying notes to financial statements.
---------------------------------------------------------------
                                       I-4





ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

     2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells driled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.

3. On April 24, 1997, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed liquidation of the Company.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1996 Compared to Second Quarter 1997

Oil and gas sales for the second quarter decreased from $11,107 in 1996 to $3,384 in 1997. This represents a decrease of $7,723 (70%). Oil sales increased by $2,173. A 111% increase in average net oil prices increased sales by $1,771. A 34% increase in oil production increased sales by an additional $402. Gas sales decreased by $9,896 or 99%. An 83% decrease in gas production reduced sales by $8,207. A 99% decrease in the average gas net sales price further decreased sales by $1,689. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was primarily due to lower production from the Corinne acquisition which had been shut-in for woekovers in the second quarter of 1997. The increase in the average net oil sales price was primarily due to lower operating costs charged against the Company's net profits royalty properties, especially at the Bagley acquisition, which had a workover in the second quarter of 1996. The decrease in the average net gas sales price was primarily due to relatively lower production from the Corinne acquisition which has a higher gas sales price.

Depletion expense decreased from $6,835 in the second quarter of 1996 to $1,376 in the second quarter of 1997. This represents a decrease of $5,459 (80%). The changes in production, noted above, reduced depletion expense by $4,313. A 45% decrease in the depletion rate reduced depletion expense by an additional $1,146. This rate decrease was primarily the result of a relatively higher production from properties with a lower depletion rate coupled with an upward revision of the gas reserves during December 1996.

General and administrative expenses decreased from $3,994 in 1996 to $3,669 in 1997. This decrease of $325 (8%) is primarily due to less staff time being required to manage the Company's operations.


First Six Months in 1996 Compared to First Six Months in 1997

Oil and gas sales for the first six months decreased from $26,278 in 1996 to $24,077 in 1997. This represents a decrease of $2,201 (8%). Oil sales decreased by $692 or 11. A 24% decrease in oil production reduced sales by $1,590. This decrease was partially offset by an 18% decrease in the average net oil sales price. Gas sales decreased by $1,509 or 8%. A 23% decrease in gas production reduced sales by $4,533. This decrease was partially offset by a 20% increase in the average gas sales price. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Bagley acquisition. The decrease in gas production was primarily due to lower production from the Corinne acquisition which had been shut-in for a workover in the second quarter of 1997, partially offset by a successful workover on the T.A. Richardson 6-2 in the Corinne acquisition in the first quarter of 1997. The increases in the average net sales prices correspond with higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased from $17,054 in the first six months of 1996 to $8,378 in the first six months of 1997. This represents a decrease of $8,676 (51%). The decline in production, noted above, reduced depletion expense by $4,030. A 36% decrease in the depletion rate reduced depletion expense by an additional $4,646. The decrease in the depletion rate was primarily due to an upward revision of the gas reserves during December 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells driled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation writedowns taken by the Company in the first quarter of 1996.

General and administrative expenses decreased from $9,194 in 1996 to $7,043 in 1997. This decrease of $2,151 (23%) is primarily due to less staff time being required to manage the Company's operations.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

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


                                                           ENEX 88-89 INCOME AND
                                                RETIREMENT FUND - SERIES 1, L.P.
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                                 General Partner



                                                          By: /s/ R. E. Densford
                                                                  R. E. Densford
                                                       Vice President, Secretary
                                                   Treasurer and Chief Financial
                                                                         Officer




August 11, 1997                                         By: /s/ James A. Klein
                                                             -------------------
                                                                  James A. Klein
                                                            Controller and Chief
                                                              Accounting Officer