Form 10QSB
period 1997-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 1 L P
filed 1997-11-13
CIK 837896

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
BALANCE SHEET
---------------------------------------------------------------------------

                                                       September 30,
ASSETS                                                     1997
                                                      -------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash                                                $      8,261
  Accounts receivable - oil & gas sales                     15,970
                                                      -------------

Total current assets                                        24,231
                                                      -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                     1,578,968
  Less accumulated depletion                             1,544,199
                                                      -------------

Property, net                                               34,769
                                                      -------------

TOTAL                                                 $     59,000
                                                      =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
    Payable to general partner                        $     74,624
                                                      -------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                        (22,391)
   General partner                                           6,767
                                                      -------------

Total partners' capital (deficit)                          (15,624)
                                                      -------------

TOTAL                                                 $     59,000
                                                      =============

Number of $500 Limited Partner units outstanding             3,605





See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                 NINE MONTHS ENDED
                                ---------------------------    -------------------------------

                                September 30,   September 30,    September 30,  September 30,
                                   1997             1996            1997           1996
                                -----------    ------------    -------------    ------------
REVENUES:
  Oil and gas sales              $  10,298     $     2,946     $     34,375   $      29,224
                                -----------    ------------    -------------    ------------

EXPENSES:
  Depletion                          4,182            (877)          12,560          16,177
  Impairment of property                 -               -                -         333,294
  Production taxes                     421             524            1,450           3,280
  General and administrative         8,898           3,428           15,941          12,622
                                -----------    ------------    -------------    ------------

Total expenses                      13,501           3,075           29,951         365,373
                                -----------    ------------    -------------    ------------

NET INCOME (LOSS)                $  (3,203)    $      (129)    $      4,424   $    (336,149)
                                ===========    ============    =============    ============




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND-SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL          LIMITED           UNIT OUT-
                               TOTAL             PARTNER         PARTNERS           STANDING
                             -------------   ----------------  ---------------   -----------

BALANCE, JANUARY 1, 1996     $    305,259      $       2,840    $     302,419      $     84

NET INCOME (LOSS)                (325,307)             2,229         (327,536)          (91)
                             -------------   ----------------  ---------------   -----------

BALANCE, DECEMBER 31, 1996        (20,048)             5,069          (25,117)           (7)

NET INCOME                          4,424              1,698            2,726             1
                             -------------   ----------------  ---------------   -----------

BALANCE, SEPTEMBER 30, 1997  $    (15,624)     $       6,767    $     (22,391)(1)  $     (6)
                             =============   ================  ===============   ===========

(1)  Includes 467 units purchased by the general partner as a limited partner.






See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                              NINE MONTHS ENDED
                                                        -------------------------------
                                                        September 30,     September 30,
                                                            1997             1996
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)                                      $     4,424       $   (25,518)
                                                        ------------      ------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion and amortization                                 12,560            38,113
  Impairment of property                                          0                 -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                       2,245            10,981
  Receivable from affiliated limited partnership                  -              (221)
(Decrease) in:
   Accounts payable                                          (2,485)           (3,050)
   Payable to general partner                               (11,807)          (13,868)
                                                        ------------      ------------

Total adjustments                                               513            31,955
                                                        ------------      ------------

Net cash provided by operating activities                     4,937             6,437
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                            -            (7,600)
                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH                               4,937            (1,163)

CASH AT BEGINNING OF YEAR                                     3,324             4,171
                                                        ------------      ------------

CASH AT END OF PERIOD                                   $     8,261        $    3,008
                                                        ============      ============



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-4

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $333,294 for certain oil and gas properties primarily due to downward reserve revisions on the Lake Decade acquisition. The Lake Decade acquisition included significant reserves that were considered "proved" but not yet developed. Proved undeveloped reserves were assigned to these leases based on offset production in existing wells and on geologic mapping of the existing wells north of the producing wells. Enex and its affiliated entities owned less than 10% of this acquisition. The other working interest owners which held the remaining interest in the acquisition, including the operator of the field, also carried these reserves as "proved undeveloped" reserves prior to 1996. Wells drilled near the acquisition in an attempt to increase production from the field were dry holes. Revised geologic mapping, based on production from existing wells and the unsuccessful wells drilled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

3. A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows:

                  Enex 88-89 Income & Retirement Fund, Series 1

          For                     Against
          Liquidation           Liquidation          Abstain
          ---------------   -----------------      -----------
          49.29%                   3.44%              6.53%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1996 Compared to Third Quarter 1997

Oil and gas sales for the third quarter increased from $2,946 in 1996 to $10,298 in 1997. This represents an increase of $7,352 (250%). Oil sales increased by $502 or 18%. A 67% increase in average net oil prices increased sales by $1,295. This increase partially offset by a 27% decrease in oil production. Gas sales increased by $6,850 or 3200%. An 1,119% increase in the average net gas sales price increased gas sales by $6,484. A 171% increase in gas production increased sales by an additional $366. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to lower production in 1996 from the Corinne acquisition which had been shut-in for workovers in the third quarter of 1996. The increases in the average net oil and gas sales price were primarily due to lower operating costs charged against the Company's net profits royalty properties, especially at the Bagley acquisition, which had a workover in the third quarter of 1996.

Depletion expense increased from a negative $877, in the third quarter of 1996 to $4,182 in the third quarter of 1997. This represents an increase of $5,059. The negative depletion expense in the third quarter of 1996 was the result of accrual reversals for production from the Corinne field, which was shut-in 1996. The changes in production, noted above, increased depletion expense by $4,212. An increase in the depletion rate increased depletion expense by an additional $847. This rate increase was primarily the result of a relatively higher production from properties with a higher depletion rate.

General and administrative expenses increased from $3,428 in 1996 to $8,898 in 1997. This increase of $5,470 (160%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1996 Compared to First Nine Months in 1997

Oil and gas sales for the first nine months increased from $29,224 in 1996 to $34,375 in 1997. This represents an increase of $5,151 (18%). Oil sales decreased by $190 (2%). A 27% decrease in oil production reduced sales by $2,472. This decrease was partially offset by a 34% increase in the average net oil sales price. Gas sales increased by $5,341 or 27%. A 35% increase in gas production increased sales by $6,914. This increase was partially offset by a 6% decrease in the average net gas sales price. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Bagley acquisition. The increase in gas production was primarily due to lower production in 1996 from the Corinne acquisition which had been shut-in for a workover in the third quarter of 1996, coupled with a successful workover on the T.A. Richardson 6-2 in the Corinne acquisition in the first quarter of 1997. The increase in the average net oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in the average net gas sales price is due to relatively higher production from properties with a lower average net gas sales price.

Depletion expense decreased from $16,177 in the first nine months of 1996 to $12,560 in the first nine months of 1997. This represents a decrease of $3,617 (22%). A 32% decrease in the depletion rate reduced depletion expense by $5,924. This decrease was partially offset by the changes in production noted above. The decrease in the depletion rate was primarily due to an upward revision of the gas reserves during December 1996.

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

evised geologic mapping, based on production from existing wells and the unsuccessful wells drilled offsetting the property, indicated a much smaller productive area than had been originally calculated. It was determined by the operator of the acquisition that future drillings could not be justified. The well which was holding the lease, which had undeveloped reserves assigned to it, was recompleted by the operator in 1996 to a zone in which the Company did not own an interest. As a result, the lease expired and the undeveloped reserves associated with the lease had to be written off. This was the cause of both the downward reserve revisions in 1996 and the reserve valuation write downs taken by the Company in the first quarter of 1996.

General and administrative expenses increased from $12,622 in 1996 to $15,941 in 1997. This increase of $3,319 (26%) is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above.

A Special Meeting, whose purpose was to vote on the proposal to sell Partnership's assets and, thereafter, dissolve and liquidate the partnership in accordance with the applicable provisions of the limited partnership agreements, commenced at 2:00 P.M. on October 28, 1997.

           The proxy votes received prior to the meeting were voted as follows.

                  Enex 88-89 Income & Retirement Fund, Series 1

          For                      Against
          Liquidation            Liquidation          Abstain
          ---------------    ----------------    ------------------
          49.29%                    3.44%              6.53%

As indicated in the table above, while a large majority of the votes cast by the limited partners of the Partnership were in favor of the proposed liquidation, over 40% of the limited partnership interests failed to vote on the proposal. This resulted in an inability to approve the proposal by a majority of the total outstanding limited partnerships interests. As such, the meeting was adjourned until December 1, 1997, to allow time for a sufficient number of votes to be received to attain a majority-in-interest vote on the liquidation.

Subsequent to the Special Meeting, proxy votes were received in favor of the proposed liquidation, which together with the above noted votes, represent a majority-in-interest vote for the liquidation. As such, the Partnership will be dissolved at the Special Meeting on December 1, 1997. The properties owned by the partnership will be sold and any proceeds remaining after payment of all the partnership's debt, will be distributed to the limited partners.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                                           ENEX 88-89 INCOME AND
                                                RETIREMENT FUND - SERIES 1, L.P.
                                                                    (Registrant)



                                                   By:ENEX RESOURCES CORPORATION
                                                                 General Partner



                                                          By: /s/ James A. Klein
                                                             -------------------
                                                                  James A. Klein
                                                        Secretary, Treasurer and
                                                        Chief Financial Officer




November 11, 1997                                        By: /s/ Larry W. Morris
                                                             -------------------
                                                                 Larry W. Morris
                                                            Controller and Chief
                                                              Accounting Officer